Form 10QSB
period 1996-04-30
TRANSWORLD TELECOMMUNICATIONS INC
filed 1996-06-13
CIK 830381

U.S. SECURITIES AND EXCHANGE COMMISSION
				     Washington, D.C. 20549

					    FORM 10-QSB


 [x]  QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996.

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


			   Commission file number 33-20252-NY


			   TRANSWORLD TELECOMMUNICATIONS, INC.

	(Exact name of small business issuer as specified in its charter)


	     Pennsylvania                                      52-1546434
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

	 102 West 500 South, Suite 320                            84101
	    Salt Lake City, Utah                               (Zip Code)
  (Address of Principal Executive Offices)


					   (801) 328-5618
				   (Issuer's telephone number)

					   Not Applicable
	(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of June 10, 1996, 28,564,228 shares of the issuers common stock, par value $.001 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

	    The accompanying unaudited consolidated financial statements have been prepared by Transworld Telecommunications, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.


		   TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
				CONSOLIDATED CONDENSED BALANCE SHEETS

                                          								  (Unaudited)
                                  								    April 30,      October 31,
                                        									1996            1995

ASSETS
Current Assets:
	Cash                                            $     19,193    $     94,391
	Receivable from investee company                       6,454           3,672
	Other current assets                                  15,215          15,215
                                  					      			  -------------   -------------
	Total current assets                                  40,862         113,278

Furniture and equipment, at cost, less
  accumulated depreciation                             28,636          33,259
Deposits and other assets                              10,107           7,666
Investment in and advances to investee
  companies                                           807,493       1,457,642
                                        							  -------------   -------------
			     Total Assets                             $    887,098    $  1,611,845
                                       								  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable and accrued liabilities      $    632,771    $    584,487
   Note payable - related party                       150,000         150,000
   Net current liabilities of
     discontinued operation                           805,109         825,178
                                       								  -------------   -------------
	 Total current liabilities                         1,587,880       1,559,665

 Stockholders' Equity (Deficit):
   Common stock                                        28,564          28,564
   Additional paid-in capital                      12,964,990      12,964,990
   Accumulated deficit                            (13,694,336)    (12,941,374)
                                        								  -------------   -------------
Total stockholders' equity (deficit)                 (700,782)         52,180
                                        								  -------------   -------------
Total Liabilities and
  Stockholders' Equity (Deficit)                 $    887,098    $  1,611,845
                                        								  =============   =============

The accompanying notes are an integral part of the financial statements.

		  TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
		     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
					   (Unaudited)

		    FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                                     								    April 30,       April 30,
                                          									1996            1995

Net revenue                                      $         -     $         -

Operating expenses:
	Administrative expenses                         84,137          77,715
	Salaries and related benefits                  196,585         187,238
	Professional fees and contract services        192,369         268,955
	Channel rights and programming fees                  -             100
	Depreciation and amortization                    2,311          39,811
	Other                                            6,655           5,561
                                   								   ------------    ------------
Total operating expense                         482,057         579,380
                                   								   ------------    ------------
Operating loss                                 (482,057)       (579,380)
Other income (expense):
	Interest income                                      -         207,852
	Other income                                    16,888               -
	Interest expense                                (5,172)         (4,590)
	Equity in net loss of investee companies      (131,434)     (1,311,200)
                                    								  ------------    ------------
Total other income (expense)                   (119,718)     (1,107,938)
                                    								  ------------    ------------
Loss from continuing operations                (601,775)     (1,687,318)

Income from discontinued operations,
  net of tax of $17,754 in 1996 and
  $31,027 in 1995                               278,134         486,093
                                      						  ------------    ------------
Net Loss                                    $  (323,641)    $(1,201,225)
                                    								  ============    ============


Loss per common share:
  Continued operations                      $     (0.02)    $     (0.06)
  Discontinued operations                          0.01            0.02
                                    								 ------------    ------------
  Net loss per common share                 $     (0.01)    $     (0.04)
                                     							 ============    ============

   The accompanying notes are an integral part of the financial statements.

		 TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
		   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
					   (Unaudited)

		   FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                  								     April 30,      April 30,
                                      									  1996           1995
Net revenue                                 $         -     $         -

Operating expenses:
	Administrative expenses                        158,424         153,530
	Salaries and related benefits                  406,399         373,808
	Professional fees and contract services        230,488         484,974
	Channel rights and programming fees                  -         100,100
	Depreciation and amortization                    4,622          79,622
	Other                                           20,549           8,726
                                    						  ------------    ------------
		Total operating expense                       820,482       1,200,760
                                  								  ------------    ------------
Operating loss                                 (820,482)     (1,200,760)
                                  								  ------------    ------------
Other income (expense):
	Interest income                                      -         207,852
	Other income                                    41,293          12,568
	Interest expense                               (10,193)         (9,435)
	Equity in net loss of investee companies      (650,149)     (2,331,900)
                                  								  ------------    ------------
		Total other income (expense)                 (619,049)     (2,120,915)
                                  								  ------------    ------------
		Loss from continuing operations            (1,439,531)     (3,321,675)

Income from discontinued operations,
  net of tax of $43,824 in 1996 and
  $65,567 in 1995                               686,569       1,027,218
                                   								 ------------    ------------
Net Loss                                    $  (752,962)    $(2,294,457)
                                   								 ============    ============
Loss per common share:
	Continued operations                       $     (0.05)    $     (0.12)
	Discontinued operations                           0.02            0.04
                                    								 ------------    ------------
	Net loss per common share                  $     (0.03)    $     (0.08)
                                    								 ============    ============

The accompanying notes are an integral part of the financial statements.

        		 TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        		   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        					  (Unaudited)

		    FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995

                                        								   April 30,       April 30,
                                        								     1996            1995
Cash flows from continuing operating activities:
  Loss from continuing operations                $(1,439,531)    $(3,321,675)
  Adjustments to reconcile net loss to net cash
    used in continuing operating activities:
  Depreciation and amortization                        4,622          79,622
  Equity in net loss of investee companies           650,149       2,331,900
  Common stock issued for services                         -          50,000
  Interest income charged to notes receivable              -        (207,852)
  Changes in assets and liabilities:
	Receivable from investee company                     (2,782)         57,388
	Other current assets                                 (2,440)         52,370
	Accounts payable and accrued liabilities             48,284        (279,327)
                                       								   -------------   ------------
	     Net cash used in continuing
     		  operating activities                       (741,698)     (1,237,574)

Cash flows from discontinued operating
   activities:                                       686,569       1,027,218
  Income from discontinued operations
  Change in net liabilities of discontinued
   operations                                        (20,069)         82,782
                                        								  -------------    ------------
   Net cash provided by discontinued
     operating activities                            666,500       1,110,000

Decrease in cash                                     (75,198)       (127,574)
Cash at beginning of the period                       94,391         265,462
                                        								  ------------     ------------
Cash at end of the period                        $    19,193      $  137,888
                                        								  ============     ===========

The accompanying notes are an integral part of the financial statements.

		  TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
      			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                					  APRIL 30, 1996
                					   (Unaudited)

1. Presentation

The consolidated financial statements include the accounts of Transworld Telecommunications, Inc. (the Company) and its wholly owned subsidiaries, including Carolina Communications, Inc. (CCI), a discontinued operation. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50 percent interest in Wireless Holdings, Inc. (WHI) and its 20 percent interest in Videotron (Bay
Area), Inc. (Videotron Tampa Bay) on the equity method.

2. Investments in and advances to investee companies

Summary financial information as of and for the three and six months ended February 29, 1996 and February 28, 1995 (the fiscal quarter ends for WHI and Videotron Tampa Bay) and for the Company's investment in WHI and Videotron Tampa Bay is presented as follows:


Videotron Tampa Bay:                            February 29,    February 28,
                                        								    1996             1995
                                         								--------------  --------------
Current assets                                 $   1,397,906   $    344,497
Current liabilities                               (2,393,469)      (718,945)
                                        								 --------------  --------------
Working capital                                     (995,563)      (374,448)

Property and equipment, net                        8,011,553      3,312,986
Intangible assets, net                            10,879,689     11,571,513
Deferred income taxes                                452,938     (1,861,531)
Long-term debt                                   (13,742,635)    (5,364,662)

Stockholders' equity                            $  4,605,982    $ 7,283,858


	  Three Months Ended February 29, 1996 and February 28, 1995

                                     																1996           1995


Total revenues                                  $    685,570       223,320
Net loss                                            (657,172)     (543,028)
		Company's equity in net loss                      (131,434)     (108,606)

	    Six Months Ended February 29, 1996 and February 28, 1995

                                    																1996           1995

Total revenues                                  $  1,182,992       444,169
Net loss                                          (1,543,672)   (1,039,624)
		Company's equity in net loss                      (308,734)     (207,925)


                                       								  February 29,     February 28,
				                                           					 1996             1995
WHI:
Current assets                                   $  1,203,000    $   974,000
Current liabilities                                (5,124,000)    (4,613,000)
				                                        				 --------------  -------------
	Working capital                                   (3,921,000)    (3,639,000)

Property and equipment, net                        12,265,000      8,835,000
Intangible assets, net                             28,535,000     27,124,000
Long-term debt                                    (46,296,000)   (29,922,000)
Other                                                       -         (2,000)

Stockholders' equity                             $ (9,417,000)  $  2,396,000


	Three Months Ended February 29, 1996 and February 28, 1995

                                        								     1996            1995
Total revenues                                   $  1,200,000   $  1,096,000
Net loss                                           (2,561,000)    (2,502,000)
	Company's equity in net loss                      (1,280,500)    (1,251,000)

		Six Months Ended February 29, 1996 and February 28, 1995

                                             									 1996           1995
Total revenues                                    $  2,300,000  $  2,163,000
Net loss                                            (5,351,000)   (4,407,000)
		Company's equity in net loss                        (341,414)   (2,203,500)

The Company recognizes equity in net loss of investee companies to the extent of investment in and advances to investee companies. As of the beginning of the fiscal year, the Company had $341,414 of investment in WHI available for offsetting losses. During the six months ended February 29, 1996, the Company completely offset the remaining $341,414 of investment in WHI with its portion of losses in WHI. Therefore, the Company has discontinued reporting its share of future losses in WHI on its financial statements. The Company's unrecognized cumulative portion of loss from its investment in WHI totals $2,334,086 at February 29, 1996.

3. Discontinued operations

A summary of operating results for the three and six months ended April 30, 1996 and 1995 and net liabilities of discontinued operations as of April 30, 1996 and October 31, 1995 is as follows:

                 			 Three months ended April 30,      Six months ended April 30,
                			     1996           1995              1996           1995
Net sales          $  614,013     $  985,991       $  1,366,218    $  2,034,403
                			 ===========    ===========      =============   =============
Income before
income tax expense $  295,888     $  517,120       $    730,393    $  1,092,785

Income tax expense    (17,754)       (31,027)           (43,824)        (65,567)
                			 -----------    -----------      -------------   -------------
	Net income        $  278,134     $  486,093       $    686,569    $  1,027,218
               			  ===========    ===========      =============   =============


							                                         April 30,           October 31,
                                         								 1996                  1995
Current assets                             $    264,337           $   222,179

Other                                            22,444                29,535

Accounts payable and accrued liabilities     (1,091,890)           (1,076,892)
                                    							 --------------         -------------
	 Net current liabilities of
	    discontinued operation                $   (805,109)          $  (825,178)


4. Net loss per share

   Net loss per share was computed based upon the weighted average number of shares of common stock outstanding.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

	A.     MATERIAL CHANGES IN FINANCIAL CONDITION

	At April 30, 1996, the Company had current assets of $40,862, compared to $113,278 at October 31, 1995, for a decrease of $72,416. Cash decreased by $75,198 from $94,391 to $19,193 during the six-month period, primarily as a result of the Company's payment of accounts payable and accrued liabilities. Current liabilities as of April 30, 1996, were $1,587,880, compared to $1,559,665 as of October 31, 1995, for an increase of $28,215. The increase in current liabilities exceeded the amount of cash that was used to pay a portion of current liabilities.

	At April 30, 1996, total assets were $887,098, compared to $1,611,845 as of October 31, 1995, for a decrease of $724,747. The decrease in total assets is attributable to the equity in net loss of WHI and Videotron Tampa Bay, totaling $650,149 for the six month period (which reduces the investment in and advances to investee companies balance sheet account) and a decrease in cash which was primarily used to reduce accounts payable and accrued liabilities. Total stockholders' equity (deficit) decreased by $752,962 from $52,180 at October 31, 1995, to ($700,782) at April 30, 1996.

	B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

	The Company did not have operating revenues for either of the six months ended April 30, 1995 or 1996. However, in the same period, the Company's discontinued operations generated revenue of $2,034,403 and $1,366,218 during 1995 and 1996, respectively. The revenue from discontinued operations decreased $668,185, primarily because of new regulations imposed on the audiotex industry which restrict the number of phone lines available for the business. During the six months ending April 30, 1996, total operating expenses (and operating loss) were $820,482, compared to $1,200,760 for the same six-month period a year earlier, for a decrease of $380,278. The decrease in operating loss is a result of the decrease in professional fees, which were higher in 1995 due to the expenses incurred by the Company for reviewing the possibility of obtaining additional equity financing, and a decrease in channel rights and amortization associated with the assets which were transferred to a separate corporation in August, 1995.

	During the six months ending April 30, 1996, the Company had a net loss of $752,962, compared to a net loss of $2,294,457 for the same period a year earlier for a decrease of $1,541,495. The decrease in net loss primarily is a result of the decrease in the equity in the net loss of WHI and professional fees, offset by a decrease in income from discontinued operations. The equity in the net loss of WHI was lower because the Company has completely written off its investment in WHI, and, therefore, will not continue to record WHI losses. However, a portion of the equity in the WHI net loss decrease was offset by a decrease in the income from discontinued operations. The decrease in the income from discontinued operations was offset partially by a decrease in operating expenses. The decrease in operating expenses was primarily due to changing the clearing house parameters to screen fraudulent callers which reduced chargeback expenses. For the six months ended April 30, 1996 there was a net loss per share of $(0.03), compared to a net loss per share of $(0.08) for the same period a year earlier.

	C.     LIQUIDITY AND CAPITAL RESOURCES

	At April 30, 1996, the Company's current liabilities exceeded its current assets by $1,547,018. Of this amount, $175,887 is payable to related parties and is due January 1, 1997, and $43,173 is due officers for accrued salary and bonus. The Company believes it will satisfy the net liabilities of discontinued operations at April 30, 1996, in the amount of $805,109, upon the disposal of the assets comprising those operations.

	Currently, the Company's discontinued operations provide all of the Company's cash flow. In February 1994, the Company adopted a formal plan to discontinue CCI's operations. Additionally, the Company and Videotron have agreed to sell their stock in WHI and Videotron Bay Area as more particularly described in the section entitled "Other Information," set forth in the Company's quarterly report on Form 10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. Therefore, the Company expects to satisfy these liabilities through the sale of its stock in WHI and Videotron Tampa Bay, the sale of CCI and/or by exercising an option in favor of the Company which, if exercised, would require Videotron to purchase the Company's twenty percent interest in Videotron Tampa Bay at the greater of $2.6 million or its fair market value.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	The Company is a party to two legal proceedings:

	Viernow Litigation.

	The Company is a party to an action that was filed in the state court of Texas in January, 1995. This proceeding is more particularly described in the section entitled "Legal Proceedings," set forth in the Company's quarterly report on Form 10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. The Company filed a motion for summary judgement in February 1996, which is pending before the court.

	Videotron Litigation.

	On March 1, 1996, the Company filed a complaint against Videotron asking for the appointment of a custodian to resolve a critical management issue for WHI. This proceeding is more particularly described in the section entitled "Other Information," set forth in the Company's quarterly report on Form
10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. On April 25, 1996, the court held a hearing on the Company's petition for a custodian. The matter is currently under advisement by the court.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

None.


ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS.

	None

B. REPORTS ON FORM 8-K

	None

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRANSWORLD TELECOMMUNICATIONS, INC.


Date: June 10, 1996
BY: /s/ TROY D'AMBROSIO
Troy D'Ambrosio
Chief Financial Officer