Form 10QSB
period 1996-07-31
TRANSWORLD TELECOMMUNICATIONS INC
filed 1996-09-20
CIK 830381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31,
                                      1996.
       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                       Commission file number 33-20252-NY


                       TRANSWORLD TELECOMMUNICATIONS, INC.

        (Exact name of small business issuer as specified in its charter)


           Pennsylvania                                52-1546434
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identificaiton No.)

     102 West 500 South, Suite 320
          Salt Lake City, Utah                            84101
(Address of Principal Executive Offices)                 (Zip Code)


                                 (801) 328-5618
                           (Issuer's telephone number)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of September 16, 1996, 26,564,228 shares of the issuers common stock, par value $.001 per share, were outstanding.

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

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                  (Unaudited)
                                                                    July 31,        October 31,
                                                                      1996             1995
                                                                  -----------       -----------
                                 ASSETS
Current Assets:
         Cash                                                     $ 1,027,203       $    94,391
         Receivable from investee company                              14,711             3,672
         Other current assets                                         161,048            15,215
                                                                  -----------       -----------
                  Total current assets                              1,202,962           113,278
Furniture and equipment, at cost, less accumulated
 depreciation                                                          26,325            33,259
Deposits and other assets                                               6,198             7,666
Investment in and advances to investee companies                      649,735         1,457,642
                                                                 ------------       -----------
                                Total Assets                      $ 1,885,220      $  1,611,845
                                                                 ============       ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities:
         Accounts payable and accrued liabilities                 $   360,445      $   584,487
         Note payable - related party                                    -             150,000
         Net current liabilities of discontinued operation               -             825,178
                                                                  -----------      -----------
                  Total current liabilities                           360,445        1,559,665
Note Payable                                                        2,500,000             -
                                                                  -----------      -----------
                  Total liabilities                                 2,860,445        1,559,665
Stockholders' Equity (Deficit):
         Common stock                                                  26,564           28,564
         Additional paid-in capital                                13,853,881       12,964,990
         Accumulated deficit                                      (14,855,670)     (12,941,374)
                                                                  -----------     ------------
                  Total stockholders' equity (deficit)               (975,225)          52,180
                                                                  -----------     ------------
                     Total Liabilities and Stockholders'
                      Equity (Deficit)                            $ 1,885,220     $  1,611,845
                                                                  ===========     =============

               The accompanying notes are an integral part of the
                             financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995



                                                         July 31,                  July 31,
                                                          1996                      1995
                                                    -----------------         ----------------
Net revenue                                          $        -                 $      -

Operating expenses:
       Administrative expenses                             212,264                   84,264
       Salaries and related benefits                       191,018                  174,964
       Professional fees and contract services             847,623                   26,473
       Channel rights and programming fees                    -                      73,087
       Depreciation and amortization                         2,312                   36,061
       Other                                                 2,755                    2,930
              Total operating expense                    1,255,972                  397,779

Operating loss                                          (1,255,972)                (397,779)
Other income (expense):
       Interest income                                       3,614                        -
       Other income                                        130,730                        -
       Interest expense                                    (33,165)                  (4,769)
       Equity in net loss of investee companies           (157,758)              (1,533,700)
              Total other income (expense)                 (56,579)              (1,538,469)

              Loss from continuing operations           (1,312,551)              (1,936,248)
Income from discontinued operations, net of tax of
       $9,652 in 1996 and $37,715 in 1995                  151,217                  512,528
Net Loss                                              $ (1,161,334)             $(1,423,720)
                                                     =================         ================

Loss per common share:
       Continued operations                           $      (0.05)             $    (0.07)
       Discontinued operations                                0.01                    0.01
                                                      ---------------          ----------------
       Net loss per common share                      $      (0.04)             $    (0.06)
                                                      ================         ================




               The accompanying notes are an integral part of the
                             financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995


                                                                July 31,                  July 31,
                                                                  1996                      1995
                                                             -----------------         ----------------
Net revenue                                                  $        -                $      -

Operating expenses:
       Administrative expenses                                    370,688                  298,489
       Salaries and related benefits                              597,417                  548,772
       Professional fees and contract services                  1,078,111                  431,358
       Channel rights and programming fees                            -                    173,187
       Depreciation and amortization                                6,934                  110,174
       Other                                                       23,304                   10,037
                                                            ----------------         ----------------
              Total operating expense                           2,076,454                1,572,017
                                                            ----------------         ----------------
Operating loss                                                 (2,076,454)              (1,572,017)

Other income (expense):
       Interest income                                              3,614                  207,852
       Other income                                               172,023                   12,568
       Interest expense                                           (43,358)                 (14,204)
       Equity in net loss of investee companies                  (807,907)              (3,965,200)
                                                           ------------------        ----------------
              Total other income (expense)                       (675,628)              (3,758,984)
                                                           -----------------         ----------------

              Loss from continuing operations                  (2,752,082)              (5,331,001)
Income from discontinued operations, net of tax of
  $53,476 in 1996 and $98,282 in 1995                             837,786                1,539,746
                                                           -----------------         ----------------
Net Loss                                                     $ (1,914,296)             $(3,791,255)
                                                           =================         ================

Loss per common share:
       Continued operations                                  $      (0.10)             $     (0.19)
       Discontinued operations                                       0.03                     0.05
                                                           -----------------         ----------------
       Net loss per common share                             $      (0.07)             $     (0.14)
                                                           =================         ================




               The accompanying notes are an integral part of the
                             financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995




                                                                 July 31,                 July 31,
                                                                   1996                     1995
                                                              -----------------        ----------------
Cash flows from continuing operating activities:
  Loss from continuing operations                             $   (2,752,082)          $  (5,331,001)
  Adjustments to reconcile net loss to net cash
   used in continuing operating activities:
      Depreciation and amortization                                    6,934                 110,174
      Equity in net loss of investee companies                       807,907               3,965,200
      Issuance of stock options                                         -                      7,500
      Common stock issued for services                                  -                     50,000
      Interest income charged to notes receivable                       -                   (207,852)
      Changes in assets and liabilities:
         Receivable from investee company                            (11,039)                 69,559
         Other current assets                                       (144,365)                 51,179
         Accounts payable and accrued liabilities                   (224,042)               (284,272)

              Net cash used in continuing
                operating activities                              (2,316,687)             (1,569,513)
Cash flows from discontinued operating activities:
       Income from discontinued operations                           837,786               1,539,746
       Change in net liabilities of discontinued operations           61,713                (59,746)
                           Net cash provided by discontinued
                              operating activities                   899,499               1,480,000
Cash flows from financing activities:
       Proceeds from note payable                                  2,500,000                    -
       Payment of note payable - related party                      (150,000)                   -
                           Net cash provided by
                            financing activities                   2,350,000                    -
Increase (decrease) in cash                                          932,812                 (89,513)
Cash at beginning of the period                                       94,391                 265,462
Cash at end of the period                                       $  1,027,203          $      175,949
                                                             =================        ================



               The accompanying notes are an integral part of the
                             financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996
                                   (Unaudited)

    1. Presentation

       The consolidated financial statements include the accounts of Transworld Telecommunications, Inc. (the Company) and its wholly owned subsidiaries, including Carolina Communications, Inc. (CCI), a discontinued operation, which was disposed of by the Company on July 1, 1996 (see Item 5 below). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50 percent interest in Wireless Holdings, Inc. (WHI) and its 20 percent interest in Videotron (Bay Area), Inc. (Videotron Tampa Bay) on the equity method.

2.     Investments in and advances to investee companies

       Summary financial information as of and for the periods indicated below for the Company's investment in WHI and Videotron Tampa Bay is presented as follows:

Videotron Tampa Bay:                      May 31,             August 31,
                                           1996                 1995
                                    ----------------       ------------
Current assets                        $  1,169,818        $   1,271,865
Current liabilities                     (2,814,333)          (2,082,336)
                                    ----------------      ---------------
       Working capital                  (1,644,515)            (810,471)
Property and equipment, net               8,400,479           5,564,829
Intangible assets, net                   10,726,095          11,220,579
Deferred income taxes                       936,801            (493,987)
Long-term debt                          (14,601,668)         (9,331,296)
Stockholders' equity                      3,817,192           6,149,654

                    Three Months Ended May 31, 1996 and 1995

                                             1996                1995
                                     -----------------       ----------------
Total revenues                        $     780,813        $     219,000
Net loss                                   (788,792)            (921,000)
   Company's equity in net loss            (157,758)            (184,200)

                     Nine Months Ended May 31, 1996 and 1995

                                             1996                1995
                                      -------------------    ------------------
Total revenues                        $   1,963,805        $     664,000
Net loss                                 (2,332,464)          (1,961,000)
   Company's equity in net loss            (466,493)            (392,200)

WHI:                                          May 31,             August 31,
                                               1996                  1995
                                        -------------------   -----------------
Current assets                           $ 1,652,000        $   1,558,000
Current liabilities                       (6,862,000)          (1,718,000)
       Working capital                    (5,210,000)             160,000
Property and equipment, net               12,527,000           11,113,000
Intangible assets, net                    28,906,000           29,135,000
Long-term debt                           (48,052,000)         (44,103,000)
Other                                         23,000              (53,000)
Stockholders' equity                     (11,806,000)          (4,068,000)


                    Three Months Ended May 31, 1996 and 1995

                                              1996                 1995
                                     -------------------     ------------------
Total revenues                          $  1,299,000        $   1,047,000
Net loss                                  (2,387,000)          (2,739,000)
  Company's equity in net loss                -0-              (1,369,500)


                     Nine Months Ended May 31, 1996 and 1995

                                              1996                1995
                                     -------------------     -----------------
Total revenues                          $  3,599,000        $   3,210,000
Net loss                                  (7,738,000)          (7,146,000)
  Company's equity in net loss              (341,414)          (3,573,000)

       The Company recognizes equity in net loss of investee companies to the extent of investment in and advances to investee companies. As of the beginning of the fiscal year, the Company had $341,414 of investment in WHI available for offsetting losses. During the nine months ended May 31, 1996, the Company completely offset the remaining $341,414 of investment in WHI with its portion of losses in WHI. Therefore, the Company has discontinued reporting its share of future losses in WHI on its financial statements. The Company's unrecognized cumulative portion of loss from its investment in WHI totaled $3,527,586 at May 31, 1996.

3.     Discontinued operations

       A summary of operating results for the three and nine months ended July 31, 1996 and 1995 and net liabilities of discontinued operations as of July 31, 1996 and October 31, 1995 is as follows:

                                         Three months ended July 31,                 Nine months ended July 31,

                                      1996                  1995                     1996                1995
                                 --------------        --------------           --------------      ---------------
Net sales                      $        350,310     $         906,531        $       1,716,528    $       2,940,934
                                 ==============        ==============           ==============      ===============
Income before
income tax expense             $        160,869     $         545,243        $         891,262    $       1,638,028
Income tax expense                      (9,652)              (32,715)                 (53,476)             (98,282)
       Net income              $        151,217     $         512,528        $         837,786    $       1,539,746
                                 ==============        ==============           ==============      ===============


                                                                    July 31,                October 31,
                                                                      1996                      1995
                                                                ----------------          ----------------
Current assets                                               $                 -       $           275,816
Other                                                                          -                    33,081
Accounts payable and accrued liabilities                                       -                 (758,282)
Amounts payable to related party                                               -                 (336,146)
       Net current liabilities of discontinued operation     $                 -       $         (785,531)
                                                                ================          ================

       The results for the three and nine months ended July 31, 1996 contain activity through June 30, 1996 at which time these operations were transferred to the Company's largest shareholder in redemption of 2,000,000 shares of the Company's common stock.

4.     Net loss per share

       Net loss per share was computed based upon the weighted average number of shares of common stock outstanding.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

       A.     MATERIAL CHANGES IN FINANCIAL CONDITION

       At July 31, 1996, the Company had current assets of $1,202,962, compared to $113,278 at October 31, 1995, for an increase of $1,089,684. Cash increased by $932,812 from $94,391 to $1,027,203 during the nine-month period, primarily as a result of the Company obtaining a $2,500,000 loan from the Pacific Mezzanine Fund ("Pacific Loan") for the purposes of facilitating the payment of expenses associated with completing its proposed liquidation and distribution in conjunction with the Pacific Telesis Group transaction (see Item 5 below). A portion of the net loan proceeds was used to pay accounts payable, accrued liabilities, a related party note payable and to fund a loan commitment to Wireless Cable & Communications, Inc., ("WCCI"). This loan commitment is more particularly described in the section entitled "Auckland and Park City Asset Spin-Off" in the Company's report on Form 10-QSB for the period ended July 31, 1995, which is incorporated herein by this reference. Current liabilities as of July 31, 1996, were $360,445, compared to $1,559,665 as of October 31, 1995, for a decrease of $1,199,220.

       At July 31, 1996, total assets were $1,885,200, compared to $1,611,845 as of October 31, 1995, for an increase of $273,375. The increase in total assets was due to the receipt by the Company of the net proceeds from the Pacific Loan described above and partially offset by a decrease attributable to the equity in net loss of WHI and Videotron Tampa Bay, totaling $807,907 for the nine month period (which reduces investment in and advances to investee companies account) and a decrease in cash which was primarily used to reduce accounts payable and accrued liabilities. Total stockholders' equity (deficit) decreased by $1,027,405 from $52,180 at October 31, 1995, to ($975,225) at July 31, 1996.

       B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

       The Company did not have operating revenues for either of the nine months ended July 31, 1995 or 1996. However, in the same period, the Company's discontinued operations generated revenue of $2,940,934 and $1,716,528 during 1995 and 1996, respectively. The revenue from discontinued operations decreased $1,224,406, in large part because of new regulations imposed on the audiotex industry which restrict the number of phone lines available for the business and because 1996 results are through June 30, 1996 at which time the Company disposed of its discontinued operations (see Item 5 below). During the nine months ending July 31, 1996, total operating expenses (and operating loss) were $2,076,454, compared to $1,572,017 for the same nine-month period a year earlier, for an increase of $504,437. The increase in operating loss is a result of an increase in administrative expenses and professional fees due to the expenses incurred by the Company in conjunction with the Pacific Telesis Group transaction and the expenses associated with the Pacific Loan. This increase was offset by a decrease in channel rights and amortization associated with the assets which the Company transferred to WCCI.

       During the nine months ending July 31, 1996, the Company had a net loss of $1,914,296, compared to a net loss of $3,791,255 for the same period a year earlier, for a decrease of $1,876,959. The decrease in net loss is primarily a result of the decrease in the equity in the net loss of WHI, offset by a decrease in income from discontinued operations and the increase in administrative expenses and professional fees. The equity in the net loss of WHI was lower because the Company has completely written off its investment in and advances to investee companies in WHI, and, therefore, will not continue to record WHI losses. The decrease in the income from discontinued operations was offset partially by a decrease in operating expenses primarily due to changing the clearing house parameters to screen fraudulent callers which reduced chargeback expenses. For the nine months ended July 31, 1996, there was a net loss per share of $(0.07), compared to a net loss per share of $(0.14) for the same period a year earlier.

       C.     LIQUIDITY AND CAPITAL RESOURCES

       At July 31, 1996, the Company's current assets exceeded its current liabilities by $842,517. The Company, subject to approval by the Company's shareholders, and Videotron have agreed to sell their stock in WHI and Videotron Bay Area as more particularly described in the section entitled "Other Information," set forth in the Company's quarterly report on Form 10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. Therefore, the Company expects to satisfy all liabilities with its current cash and the funds it anticipates receiving as a result of the Pacific Telesis Group transaction.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to three legal proceedings:

         Viernow Litigation. The Company is a party to an action that was filed in the state court of Texas in January, 1995. This proceeding is more particularly described in the section entitled "Legal Proceedings," set forth in the Company's quarterly report on Form 10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. On August 12, 1996, the U.S. District Court for the State of Utah, Central Division, ruled in favor of the Company on its motion for summary judgement and dismissed the action with prejudice. On September 9, 1996, the court entered an order in the matter dismissing the suit with prejudice.

         Videotron Litigation. On March 1, 1996, the Company filed a complaint against Videotron asking for the appointment of a custodian to resolve a critical management issue for WHI. This proceeding is more particularly described in the section entitled "Other Information," set forth in the Company's quarterly report on Form 10-QSB for the period ended January 31, 1996, which is incorporated herein by this reference. On April 25, 1996, the court held a hearing on the Company's petition for a custodian. This matter was dismissed on August 21, 1996.

         Vanguard Litigation. In January, 1996, Vanguard Communications, L.P. and its general partner commenced an action in the United States District Court for the District of Delaware against a number of related defendants, including WHI and Videotron. Other defendants in the case include certain individuals who are officers or directors of Videotron, WHI and/or their affiliates. The suit alleged that Vanguard and OpTel (which was controlled by a Videotron affiliate), suffered damages as a result of restrictions of OpTel's ability to operate in certain geographic markets which were imposed on OpTel by Videotron, WHI and Videotron's affiliates pursuant to a contractual arrangement. The Vanguard litigation is more particularly described in the section entitled "Other Information" in the Company's report on Form 10-QSB for the period ended January 31, 1996. The Company is not named as a defendant in the Vanguard lawsuit, although the complaint filed in the action alleges that the Company entered into a "combination or conspiracy" with Videotron and WHI.

         In August, 1996, the parties to the Vanguard lawsuit settled the litigation without any cost to the Company. In connection with that settlement, the parties, including the Company, executed general releases in favor of the other parties, pursuant to which they released any claims or causes of action arising against the named parties. As a consequence of the settlement, the Company dismissed its custodial action against Videotron. See Item 1, Legal Proceedings "Videotron Litigation" above.

ITEM 2. CHANGES IN SECURITIES

         During the period covered by this report, the Company redeemed 2,000,000 shares of common stock held by F. Lorenzo Crutchfield, Jr., the Company's largest shareholder, in exchange for the distribution from the Company to Mr. Crutchfield of all of the outstanding stock of Carolina Communications, Inc. (see Item 5 below).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                                      None.


ITEM 4.     MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.


ITEM 5.     OTHER INFORMATION

Disposition of Carolina Communications, Inc.

         In February, 1994, the Company's Board of Directors voted to discontinue the business operations of Carolina Communications, Inc. ("Carolina"), a wholly-owned subsidiary of the Company that provided telephone pay-per-call services. Effective July 1, 1996, the Company transferred its interest in Carolina to F. Lorenzo Crutchfield, Jr., the Company's largest shareholder, in redemption of 2,000,000 shares of Mr. Crutchfield's common stock. As a result of the transaction, Mr. Crutchfield's beneficial ownership of the outstanding shares of the Company's common stock was reduced from approximately 53.8% (on a fully diluted basis) to approximately 46.5% (on a fully diluted basis). Mr. Crutchfield's agreement to acquire Carolina was conditioned upon the receipt of an opinion of counsel that the transaction will qualify for tax-free treatment under section 355 of the Internal Revenue Code of 1986, as amended. Prior to the transfer, Mr. Crutchfield acted as President of Carolina and his wholly-owned corporation, Teleworld Communications, Inc., which provided management services to Carolina.

         In connection with the Company's disposition of its interest in Carolina to Mr. Crutchfield, the Company entered into a management agreement with Carolina pursuant to which it agreed to provide certain management and administrative services to Carolina during the four month period from July through October, 1996, in exchange for a management fee of $100,000 per month.

         Prior to its transfer to Mr. Crutchfield, Carolina provided all of the Company's cash flow. Carolina's revenues for the 1995 and 1994 fiscal years were, respectively, $3,714,383 and $5,810,419, which are reduced by expenses and included in the income of the Company as income from discontinued operations. The decrease in Carolina's revenues was primarily due to increased regulation in the pay-per-call services industry, which resulted in a reduction of available telephone lines. During those same periods, however, Carolina's net income as a percentage of net sales increased from 40% in fiscal 1994 to 51% in fiscal 1995. The increase was primarily attributable to a decrease in chargeback expenses due to changing the clearing house parameters used in screening fraudulent callers. As a result of the transfer of Carolina to Mr. Crutchfield, Carolina's liabilities (approximately $886,891 at June 30, 1996) were no longer attributable to the Company.

Pacific Mezzanine Fund Financing.

         To enable the Company to pay the expenses associated with its proposed liquidation and distribution and the transaction with Pacific Telesis Group and its affiliates, in June, 1996, the Company borrowed $2,500,000 from Pacific Mezzanine Fund, L.P., an unrelated party ( the "Pacific Loan"). The unpaid principal amount of the Pacific Loan bears interest at 14% per annum, and is payable in quarterly installments of $137,500 beginning July 1, 1997. All unpaid portions of the Pacific Loan are due and payable on the fifth anniversary of the loan.

         The loan is collateralized by a promissory note payable to the Company from WHI, in the original principal amount of approximately $2,375,000, and the Company's rights under the terms of its agreement with Videotron, which requires Videotron to purchase, at the Company's election, the Company's 20% interest as a shareholder in Videotron Bay Area, for at least $2,600,000. As partial consideration for making the Pacific Loan, Pacific Mezzanine Fund and/or its affiliates received warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.75 per share. In addition, the Company paid processing fees and prepaid interest of approximately $414,100.

          Under the terms of the Pacific Loan the Company may loan funds to WCCI pursuant to the Loan Commitment Agreement between the Company and WCCI. The Loan Commitment Agreement is more particularly described in the section entitled "Auckland and Park City Asset Spin-Off" in the Company's report on Form 10-QSB for the period ended July 31, 1995. The maximum amounts committed to be loaned by the Company to WCCI under that agreement was $1,000,000. As of the date hereof, the Company has loaned WCCI $275,000 from the net proceeds of the Pacific Loan.

ITEM 6. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.      EXHIBITS.

         None

B.      REPORTS ON FORM 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TRANSWORLD TELECOMMUNICATIONS, INC.



Date: September 16, 1996              BY /s/ ANTHONY SANSONE
                                      -----------------------------------
                                         Anthony Sansone
                                         Chief Financial Officer