Form 10KSB/A
period 1995-10-31
TRANSWORLD TELECOMMUNICATIONS INC
filed 1996-10-28
CIK 830381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSBA

(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1995.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission file number                                             20252-NY

                       Transworld Telecommunications, Inc.
                 (Name of small business issuer in its charter)


        Pennsylvania                                       52-1546434
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identificaiton No.)


  102 West 500 South, Suite 320
      Salt Lake City, Utah                                   84101
(Address of principal executive offices)                   (Zip Code)


(Issuer's telephone number)  (801) 328-5618


Securities to be registered under Section       Name of each exchange on
 12(b) of the Act:  Title of each class             which registered
        Common Stock, Par Value $.001                 Boston Exchange



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the registrant's net revenue for its most recent fiscal year:    $ - 0 -

The aggregate market value of voting stock held by non-affiliates of the registrant on January 29, 1996, was approximately $13,078,190 calculated using the average of the bid and ask prices of registrant's Common Stock. On such date, the bid and ask prices of registrant's Common Stock were $1.125 and $1.250 respectively, per share.

As of January 29, 1996, 28,564,228 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

PART F/S

        The list of financial statements accompanying this report is set forth in the index to the financial statements below.



                      TRANSWORLD TELECOMMUNICATIONS, INC.

                       INDEX TO THE FINANCIAL STATEMENTS



Independent Auditor's Report                                       F-1

Consolidated Balance Sheets                                        F-2

Consolidated Statements of Operations                              F-3

Consolidated Statement of Stockholders' Equity                     F-4

Consolidated Statement of Cash Flows                         F-5 - F-6

Notes to Consolidated Financial Statements                  F-7 - F-18

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                        Consolidated Financial Statements

                            October 31, 1995 and 1994


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Transworld Telecommunications, Inc.:


We have audited the accompanying consolidated balance sheets of Transworld Telecommunications, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transworld Telecommunications, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







                                                KPMG Peat Marwick LLP

Salt Lake City, Utah
December 22, 1995, except for notes
2 and 10, which are as of October 22, 1996.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           October 31, 1995 and 1994


             Assets                                1995                 1994


Current assets:
   Cash                                        $    94,391           265,462
   Receivable from investee
    company (note 2)                                 3,672            88,620
   Other receivables                                15,215            48,230
                                               ------------        ----------

       Total current assets                        113,278           402,312

Furniture and equipment, at cost,
 less accumulated depreciation
 of $12,965 in 1995 and $3,720 in 1994              33,259            55,503

Deposits and other assets                            7,666             8,414

Investment in and advances to investee
 companies (notes 2 and 10)                      1,457,642         7,155,213

Channel rights/broadcast licenses, at
 cost, less accumulated amortization of
 56,250 in 1994 (notes 2 and 8)                          -         1,443,750
                                                -----------       -----------
                                                $1,611,845         9,065,192
                                                ===========       ===========

     Liabilities and Stockholders' Equity


Current liabilities:
   Trade accounts payable                       $  261,442           357,670
   Accrued liabilities                             323,045           538,053
   Notes  payable - related party (note 3):        150,000           150,000
   Net current liabilities of discontinued
    operation (note 4)                             825,178           845,277
                                                -----------       -----------
         Total current liabilities               1,559,665         1,891,000


Stockholders' equity (notes 5, 6 and 10):
   Common stock, $.001 par value, 200,000,000
    shares authorized; issued and outstanding
    28,564,228 in 1995 and 28,484,228 shares
    in 1994                                         28,564            28,484
   Additional paid-in capital                   12,964,990        13,912,573
   Accumulated deficit                         (12,941,374)       (6,766,865)
                                               -----------        ----------
         Net stockholders' equity                   52,180         7,174,192


Commitments and contingencies
 (notes 9 and 10)
                                              -------------      ------------

                                               $ 1,611,845         9,065,192
                                              =============      ============

See accompanying notes to consolidated financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended October 31, 1995, and 1994






                                                   1995               1994


Revenues                                       $      -                    -
                                               -----------         ----------
Operating expenses:
   Contract services                            100,565            1,295,579
   Channel rights                               173,187               95,934
   Salaries and related benefits                783,506            1,356,551
   Professional fees                            767,518              724,127
   Depreciation and amortization                121,745               59,971
   Other                                        521,845              641,108
                                              -----------         -----------
        Total operating expenses              2,468,366            4,183,270
                                              -----------         -----------
        Loss from operations                 (2,468,366)          (4,183,270)

Other income (expense):
   Interest income                              207,852               39,675
   Interest expense                             (19,077)            (304,258)
   Equity in net loss of investee
    companies (note 2)                       (5,865,766)          (1,405,350)
   Other                                         75,748             (124,564)
                                             -----------          ----------
        Total other income (expense)         (5,601,243)          (1,794,497)
                                             -----------          -----------
Loss from continuing operations              (8,069,609)          (5,977,767)

Income from discontinued operations, net
 of income tax expense of $120,964 in 1995
 and $135,000 in 1994 (note 4)                1,895,100            2,351,248
                                             -----------          -----------
         Net loss                           $(6,174,509)          (3,626,519)
                                            =============         ============
Net loss per common share:
  Continued operations                      $      (.28)                (.22)
  Discontinued operations                           .06                  .09
                                            -----------           ------------
                                            $      (.22)                (.13)
                                            ============          ============



See accompanying notes to consolidated financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                      Years ended October 31, 1995 and 1994


                                                              Additional       Retained         Net stock-
                                       Common stock            paid-in         earnings          holders'
                                   Shares         Amount        capital        (deficit)         equity
                                  --------        -------     -----------     -----------     -------------
Balances, October 31, 1993       27,308,853     $  27,309     $ 4,090,610    $ (3,140,346)     $  977,573

Issuance of common
 stock for cash                      50,000            50          19,950               -          20,000

Issuance of common
 stock for services                 833,000           833       1,101,917               -       1,102,750

Adjustment for sale of
 interest in TV-Tampa                     -             -         461,481               -         461,481

Issuance of common stock
 in connection with the
 purchase of channel
 leases & licenses                  956,813          957        3,516,606               -       3,517,563

Retirement of shares of
 major stockholder               (2,500,000)      (2,500)           2,500               -               -

Issuance of options                       -            -          693,750               -         693,750

Conversion of preferred
 stock and purchase of
 debentures                       1,835,562        1,835        4,025,759               -       4,027,594

Net loss                                  -            -                -      (3,626,519)     (3,626,519)
                                 -----------      --------     -----------     ------------    -----------

Balances, October 31, 1994       28,484,228     $ 28,484      $13,912,573     $(6,766,865)    $ 7,174,192

Issuance of stock in
 satisfaction of a liability         80,000           80           49,920                          50,000

Issuance of options                       -            -            7,500               -           7,500

Spin-off of assets                        -            -       (1,005,003)              -      (1,005,003)

Net loss                                  -            -                -      (6,174,509)     (6,174,509)
                                ------------     ---------     -----------    -------------    ------------
Balances, October 31, 1995       28,564,228     $ 28,564      $12,964,990    $(12,941,374)    $    52,180
                                ============    =========     ============   ==============   =============



See accompanying notes to consolidated financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended October 31, 1995 and 1994




                                                     1995               1994

Cash flows from continuing operating
 activities:
   Loss from continuing operations                $(8,069,609)     (5,977,767)
   Adjustments to reconcile net income
    to net cash used in continuing
    operating activities:
   Depreciation and amortization                      121,745         59,971
   Equity in net loss in investee companies         5,865,766      1,405,350
   Issuance  of  stock  options                         7,500        693,750
   Interest  income  issued  in the  form  of
    additional debt                                  (207,852)             -
   Write-off of WCCI receivable                       339,246              -
   Common stock issued for services                         -      1,102,750
   Loss on debentures                                       -        172,393
   Changes in assets and liabilities:
     Receivables                                      117,963         16,999
     Other assets                                      40,405       (135,680)
     Account payable and accrued liabilities         (261,236)      (470,569)
     Notes payable - related party                          -        105,000
                                                    ----------    ------------
       Net cash used in continuing
        operating activities                       (2,046,072)    (3,027,803)
                                                   -----------    ------------


Cash flows from discontinued operating
 activities:
   Income from discontinued operations             1,895,100      2,351,248
   Change in net liabilities of discontinued
    operations                                       (20,099)       599,488
                                                   ----------     ----------
      Net cash provided by discontinued
       operating activities                        1,875,001      2,950,736
                                                  ------------   -----------
            Net cash used in operating
             activities                             (171,071)       (77,067)
                                                  ------------   -----------

Cash flows used in investing activities:
 Capital expenditures                                      -        (46,223)
 Proceeds from sale of interest in subsidiary              -      4,632,193
 Investment in Wireless Holdings, Inc.                     -     (4,642,000)
                                                  ------------   -----------
            Net cash used in investing
             activities                                    -        (56,030)
                                                  ------------   ------------

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      Years ended October 31, 1995 and 1994





                                                      1995              1994

Cash flows from  financing  activities:
 Redemption of preferred stock                            -         (400,690)
 Proceeds from payments on debentures                     -          700,000
 Proceeds from sale of preferred stock                    -           10,000
 Proceeds from issuance of common stock                   -           20,000
                                                    ---------       ----------
                  Net cash provided by financing
                   activities                             -          329,310
                                                    ---------       ----------
Increase (decrease) in cash                        (171,071)         196,213

Cash at beginning of year                           265,462           69,249
                                                  ----------        ---------
Cash at end of year                               $  94,391          265,462
                                                  ===========       ==========


Supplemental Disclosure of Cash Flow Information

Interest paid                                    $        -            3,246

Preferred dividends paid                         $        -          282,711


Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock for:
  Conversion of preferred stock and             $        -         4,027,594
   purchase of debentures
  Purchase of channel leases and licenses       $        -         3,667,563
  Satisfaction of a liability                   $   50,000                 -
Spin-off of assets                              $1,005,003                 -


See accompanying notes to consolidated financial statements.

              TRANSWORLD TELECOMMUNICAITONS, INC. AND SUBSIDIARIES

                   Notes to Consolidatwd Financial Statements

                            October 31, 1995 and 1994


(1)     Summary of Business and Significant Accounting Policies

       (a)   Summary of Business

             Transworld Telecommunications, Inc. (the Company) was incorporated under the laws of the Commonwealth of Pennsylvania. The Company is involved in the telecommunications industry with continuing operations in wireless cable television systems. The Company also has "Pay-per-Call" services in the entertainment and information markets, which are currently held for sale and classified as discontinued operations.

       (b)   Principles of Consolidation and Equity Investments

             The consolidated financial statements include the accounts of Transworld Telecommunications, Inc. and its wholly owned subsidiaries, including Carolina Communications, Inc. (Carolina), a discontinued operation. All significant intercompany accounts and transactions have been eliminated in consolidation.

             The Company accounts for its 20 percent interest in Videotron Bay Area, Inc. (Videotron Tampa Bay) and its 50 percent interest in Wireless Holdings, Inc. (WHI) on the equity method, commencing November 19, 1993 through August 31, 1994 and the fiscal year ended August 31, 1995.

       (c)   Cash and Cash Equivalents

             For  purposes  of reporting  cash flows, the Company considers  all
             highly   liquid  investments  purchased   with a maturity  of three
             months or less to be cash or cash equivalents.

       (d)   Furniture and Equipment

             Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method on estimated useful lives of five to fifteen years.

       (e)   Channel Rights and Broadcasting Licenses

             Channel rights, licenses, and multiple-dwelling unit agreements are recorded at cost and are amortized on a straight-line basis over the initial term of underlying agreements, which range from seven to fifteen years.

       (f)   Income Taxes

             The Company accounts for income taxes using the asset/liability method, under which deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the differences in the tax and book basis of asset and liabilities (temporary differences) reverse.

              TANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Finacial Statements



(1)     Summary of Business and Significant Accounting Policies (continued)

        (g)   Loss Per Share

              Loss per share is based upon weighted average common shares outstanding amounting to 28,544,448 and 27,485,673 shares for the two years ended October 31 1995 and 1994, respectively. Common equivalent shares from warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive.

        (h)   Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actua results could differ from those estimates.

(2)     Equity Investments

              On November 19, 1993, the Company contributed 800 of its 1,000 shares of Transworld Wireless TV - Tampa Bay, Inc. (TWTV-Tampa) common stock to Videotron Tampa Bay. Videotron Tampa Bay reissued the 800 shares to Videotron USA, Inc. (Videotron) for $7 million in cash. Accordingly, effective October 31, 1993, the accounts of Videotron Tampa Bay are not included in the consolidated accounts of the Company. Concurrently with this sale, the Company sold Videotron 1,000 shares of its Class A Series B convertible preferred stock for $1.5 million in cash. As a result of these transactions, the Company recognized a contribution to additional paid in capital of $461,481 and a purchase of preferred stock of $10,000. In addition, the Company received the right to put its remaining shares of Videotron Tampa Bay for a five year period at anytime after December 31, 1994 to Videotron for the greater of $2.6 million or the then fair market value. Videotron also holds a right of first refusal on any sale of the 200 shares of Videotron Tampa Bay held by the Company.

              On November 19, 1993, the Company invested $4,642,000 for a fifty percent interest in WHI.Videotron invested the other fifty percent interest in WHI. The business purpose of WHI is to invest in and develop wireless cable television and private cable systems in the United States.

              In February 1994, WHI acquired an existing wireless cable television system in Spokane, Washington and wireless cable television licenses and lease rights and a private cable system in San Francisco, California. The combined purchase price for these assets was $22,500,000 comprise $11,360,000 of cash and $11,140,000 in debt and assumption of liabilities.

              In May 1994, WHI, through a series of transactions to which the Company was a party, acquired license and lease rights in Victorville and San Diego, California, and Greenville, South Carolina. The combined purchase price for these assets was $6,617,313, comprised of $3,814,750 in cash, liabilities of $635,000 and 619,312 shares of the Company's common stock valued at $2,167,563. The issuance of the Company's common stock for the license and lease rights noted above has been accounted for as an exchange for promissory notes from WHI.

(2)           Equity Investments (continued)

              The promissory notes are due January 15, 1999, at an interest rate equal to the greater of 15 percent per year or prime plus six percent. In connection with the transactions, the Company issued 800,000 shares of its common stock, to a company of which the father of the president of the Company is a part owner, for services and brokerage fees.

              On March 31, 1995, the Company recorded accrued interest in the amount of $207,852 as the promissory notes were reissued,including accrued interest for a total of $2,375,415, as unsecured promissory notes with similar terms as the previous notes except the interest rate was 10.625%. The Company has not accrued any interest on the notes receivable from WHI after March 31, 1995.

              In conjunction with the May 1994 transaction, the Company also acquired lease and license rights in Auckland, New Zealand. The combined purchase price for these license and lease rights was $1,500,000, comprised of 337,500 shares of the Company's common stock and liabilities of $150,000.

              A  summary  of  the  Company's  investment   in  and  advances  to
              investee companies at October 31 follows:



                                               1995                  1994

Notes receivable                          $  2,375,415            2,167,563

Equity investment                             (917,773)           4,987,650
                                          ------------           ----------
        Total                             $  1,457,642            7,155,213
                                          ============           ===========

        The Company accounts for its equity in investee companies based on the investee companies' fiscal year which ends August 31. Summary financial information for the investee companies as of and for the period from November 19, 1993 (the date of WHI's inception) through August 31, 1994 follows:

                                                                  Videotron
                                                  WHI             Tampa Bay


Revenue                                       $ 2,266,000           700,000
Operating expenses                              3,519,000         1,872,000
                                              -----------         ---------
Operating loss                                 (1,253,000)       (1,172,000)

Net interest expense                           (1,278,000)         (164,000)
Minority interest                                  39,000                 -
Income tax benefit                                      -           520,000
                                              ------------      ------------
Net loss                                    $  (2,492,000)         (816,000)
                                            ==============      ============

Assets:
   Current assets                          $   3,656,000           269,000
   Fixed assets                                6,549,000         1,969,000
   Licenses                                   21,054,000        11,801,000
   Other                                               -            32,000
                                           -------------       ------------
         Total assets                      $  31,259,000        14,071,000
                                           =============       ============

Liabilities:
   Current liabilities                     $  24,183,000         3,885,000
   Deferred income taxes                               -         1,862,000
                                           --------------      ------------
         Total liabilities                    24,183,000         5,747,000

Minority interest                                282,000                 -

Total stockholders' equity:                    6,794,000         8,324,000
                                           --------------       -----------

          Total liabilities and
           stockholders' equity             $ 31,259,000        14,071,000
                                           =============       ===========

        Summary financial information for the investee companies as of and for the fiscal year ended August 31, 1995 follows:


                                                             Videotron
                                                  WHI        Tampa Bay


Revenue                                       $ 4,146,000       942,000
Operating expenses                             11,218,000     3,936,000
                                              -----------     ----------
Operating loss                                 (7,072,000)   (2,994,000)

Net interest expense                           (4,017,000)     (709,000)
Minority interest                                 227,000             -
Income tax benefit                                      -     1,428,000
Extraordinary gain                                      -       101,000
                                              ------------   -----------
Net loss                                    $ (10,862,000)   (2,174,000)

Assets:
   Current assets                           $   1,574,000     1,272,000
   Fixed assets                                11,113,000     5,565,000
   Licenses                                    29,420,000    11,187,000
   Other                                                -        34,000
                                           --------------   -----------

            Total assets                    $  42,107,000    18,058,000
                                           ==============   ===========

Liabilities:
   Current liabilities                      $  46,121,000    11,414,000
   Deferred income taxes                                -       494,000
                                           ---------------  -----------
            Total liabilities                  46,121,000    11,908,000

Minority interest                                  54,000             -

Total stockholders' equity:                    (4,068,000)    6,150,000
                                           --------------   -----------
            Total liabilities and
             stockholders' equity           $  42,107,000    18,058,000
                                          ================  ===========

        The financial statements of WHI and Videotron Tampa Bay disclose certain uncertainties related to the possible sale of the companies, a related arbitration proceeding, and reliance on Videotron USA, Inc., the other principal investor of these companies, and its ultimate parent, Le Groupe Videotron Ltee, to fund the day to day operations of these companies. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts of the amounts and classification of liabilities that might be necessary should these investee companies be unable to continue as going concerns. The financial statements of WHI and

              TRANSWORLD TELECOMMUNICAITONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        Videotron Tampa Bay also disclose that continuation as going concerns is dependent upon the ability of these companies to generate sufficient cash flow to meet their obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations.

(3)     Related Party Transactions

        In addition to related party transactions disclosed elsewhere herein, other significant related party transactions are summarized as follows:

        During fiscal 1994, the Company awarded 15,000 shares of common stock to an individual, who is the uncle of the Company's Chairman of the Board, for serving as a director of Carolina. During fiscal 1995 and 1994, the Company paid various companies owned by directors of the Company
        $71,304 and $72,739, respectively, as reimbursement of travel and office expenses. At October 31, 1995 and 1994, the Company's accounts payable included $63,992 and $57,240, respectively, of payables to officers, directors and companies owned by officers and directors of the Company. Included in accrued liabilities is a facility fee payable of $50,000 due to a company of which a director of the Company is a principal owner. In January 1995, the Company issued 80,000 shares of the Company's common stock in connection with this transaction. In addition, the Company paid professional fees to a law firm in the amount of $33,283 in 1994. A partner in the law firm (and another attorney who is of counsel) are directors of the Company.During fiscal 1995 and 1994, the Company paid $5,166 and $3,771, respectively, to Videotron Tampa Bay for management fees.

        The note payable to a related party is due to a company of which the father of the president of the Company is a major stockholder. The note is unsecured, bears interest at 12 percent and was originally due on March 31, 1994. On February 28, 1995, the note payment date was extended to January 1, 1996 and the Company paid an additional $15,000 extension fee.

(4)     Discontinued Operations

        On February 28, 1994, the Board of Directors approved a plan to sell Carolina, a wholly owned subsidiary involved in the pay-per-call industry. Accordingly, Carolina is reported as a discontinued operation in the consolidated financial statements for all periods presented. It is management's opinion that the sale of Carolina will not result in a loss. Accordingly, no provision for loss has been recorded.

        A  summary  of  operating  results  and  the  net   liabilities  of  the
        discontinued operation for the years ended October 31, 1995 and 1994 and the net liabilities as of October 31, 1995 and 1994 are as follows:


                                                     1995              1994


Net sales                                        $ 3,714,383        5,810,419
                                                 ============       ==========
Income before income tax expense                 $ 2,016,064        2,486,248
Income tax expense                                  (120,964)        (135,000)
                                                 -----------        ----------
        Net income                               $ 1,895,100        2,351,248
                                                 ===========        ===========

              TRANSWORLD TELECOMMUNICAITONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)     Discontinued Operations (continued)


                                                    1995               1994

         Current assets                          $   222,179            75,510
         Property and equipment, net                  29,535            43,718
         Accounts payable and accrued
           liabilities                            (1,076,892)         (964,505)
                                                 ------------         ---------
                Net current liabilities of
                 discontinued operations         $  (825,178)         (845,277)
                                                 ============         =========
        Included in accrued liabilities are accrued management fees due to a company owned by the Chairman of the Company's Board of Directors. This company provides management services to Carolina and Carolina is dependent upon this company for all operations. Management fees related to company owned by the Chairman amounted to $389,500 in 1995 and $390,000 in 1994.

(5)     Common Stock

        In August 1994, the Company's Chairman of the Board contributed to the Company 2.5 million shares of his common stock of the Company and options to acquire 358,334 shares of the Company's common stock. In the opinion of management, the retirement of these shares and options allowed the Company to complete the conversion of the preferred stock described in note 6 and certain stock option awards without materially diluting its other common shareholders' equity positions.

        During the year ended October 31, 1994, the Board of Directors canceled 1,383,335 option shares awarded to officers in 1993, none of which were exercised, and replaced them with options in the aggregate of 925,000 shares at $1.00 per share. The option price set forth was below fair market value, resulting in a compensation expense to the Company of $693,750. In June 1995, the Company awarded options in the aggregate of 15,000 shares at $1.25 per share to the Company's three outside directors. The option price set forth was below fair market value, resulting in a compensation expense to the Company of $7,500. All of these options vest at the date of grant and are exercisable for a five-year period.

        In addition, during 1994 the Company reserved 3,000,000 shares for issuance under a stock option plan. Options under this plan have an exercise price which represent the estimated fair market value of the Company's common stock at the date of grant, vest at the date of grant, and ar exercisable for a five-year period. The stock options are awarded by a committee appointed by the Company's Board of Directors. Unoptioned shares available for granting under the incentive stock option plan at October 31, 1995 are 2,660,000.

        A summary of  nonqualified  stock  option  activity is set forth below:



                                               Number of       Option Price
                                                 Options          Per Share
--------------------------------------------------------------------------------
           Outstanding at October 31, 1993         1,533,335      $2.00 to $3.00

              Granted                              1,135,000      $1.00 to $1.75
              Canceled                            (1,383,335)     $2.00 to $3.00
                                                  -----------
           Outstanding at October 31, 1994         1,285,000      $1.00 to $3.00

              Granted                                145,000      $1.25 to $1.75

           Outstanding at October 31, 1995         1,430,000      $1.00 to $3.00

        Options exercisable at October 31, 1995
          were 1,430,000.

        The Company had 1,250,000 each of Class A and B warrants outstanding in 1993. The A warrant gave each warrant holder the right to purchase one share of common stock at $.30 per share. The B warrant gave the warrantholder the right to purchase one share of common stock at $.50 per share. The warrants were not exercisable until the Company filed a registration statement with the Securities and Exchange Commission and met other requirements. All warrants expired unissued on February 28, 1994.

(6)     Class A Redeemable Convertible Cumulative Preferred Stock

        The  Company  has  authorized  1,000,000  shares  of  Class  A  Series A
        Preferred Stock, $0.01 par value. The rights and privileges of the Series A redeemable convertible cumulative preferred stock are as follows: (1) they carry no voting rights except as described in (5) below; (2) divide are calculated at an annual rate of eight percent, paid in semiannual installments and are cumulative; (3) the stockholders may "put" shares back to the Company in accordance with a predetermined schedule at a redemption value of $10 per share; (4) at any time, the stockholders have the option to convert their principal into the Company's common stock at a conversion price of $3.75 per common share;
        (5) if dividend payments are in default, the preferred stockholders have the right to elect one-half of the Board of Directors of the Company until all payments in default have been paid; and (6) in the event of liquidation, the preferred stockholders receive payment before any amounts are paid to common stockholders. At October 31, 1995 and 1994, there were no shares outstanding.

        During  the  fiscal  year ended  October 31, 1994, the  Company redeemed
        40,069 shares for $400,690 of the Series A redeemable convertible cumulative preferred stock. In addition, the entire amount remaining of Series A redeemable convertible cumulative preferred stock was converted into the Company's common stock in the year ended October 31, 1994 at a conversion price of $2.75 per common share.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Fianancial Statements



(6)     Class A Redeemable Convertible Cumulative Preferred Stock (continued)

        The Company has authorized 2,000,000 shares of Class A Series B Preferred Stock, $0.01 par value. The rights and privileges of the Series B stockholders are as follows: (1) the stockholders have voting rights, one vote per share; (2) dividends are noncumulative and are payable at $ per annum per share, when declared; (3) in the event of liquidation, the preferred stockholders shall receive payment before any amounts are paid to common stockholders; (4) the Company has the right to redeem in whole or part, at any time, the Series B preferred stock at a price of $10 per share, plus declared and unpaid dividends.

        In November 1993, the Company issued Videotron, the Company's co-shareholder in WHI, 1,000 shares of preferred Class A Series B stock. In September 1994, the Company converted the 1,000 preferred shares into 1,000 shares of the Company's common stock. At October 31, 1995 and 1994, there were no shares outstanding.

(7)     Income Taxes

        Due to net operating losses the Company has reported no income tax expense or benefit attributable to continuing operations for the years ended October 31, 1995 and 1994. The following schedule reconciles the computed "expected" tax benefit based on U.S. federal corporate tax rates effect for the year, to the tax benefit reflected in the accompanying consolidated financial statements based on loss from continuing operations:


                                                     1995              1994


            Computed "expected" tax benefit       $ (2,744,000)   $ (2,032,000)
            Discontinued operations                    680,000         845,000
            Nondeductible dividends                          -               -
            TWTV-Tampa disaffiliation                        -          96,000
            Change in beginning-of-year              2,064,000         670,000
             valuation allowance
            Other                                            -          17,000
                                                  -------------   ------------

                  Total tax benefit                $         -    $          -
                                                  =============   ============

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)     Income Taxes (continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995 and 1994 are presented below:



                                                         1995         1994


            Deferred tax assets:
            Deferred  compensation, due to accrual     $ 275,000   $ 274,000
             for financial reporting purposes
            Accrued liabilities not deductible           175,000     204,000
             until  paid for tax reporting
             purposes
            Fixed assets, due to differences                  -        5,000
             in depreciation methods
            Net  operating  loss  carryforward           410,000     288,000
            Investment  in investee  companies         2,070,000     152,000
                                                      -----------  -----------

              Total gross deferred tax assets          2,930,000     923,000
       Less valuation allowance                        2,930,000     923,000
                                                      ----------   ----------
              Net deferred tax asset                  $        -    $      -
                                                      ==========   ==========

The valuation allowance for deferred tax assets as of November 1, 1994 was $923,000. The net change in the total valuation allowance for the year ended October 31, 1995 was an increase of $2,007,000. Ensuing recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets will be recognized as an income tax benefit in the consolidated statement of operations.

The Company and its subsidiaries have domestic net operating loss carryforwards for tax purposes of approximately $1,095,000 expiring between the years 2007 and 2008. These losses are subject to various federal and state limitations.

(8)     Spinoff

                On July 26, 1995, the Board of Directors of the Company voted to spinoff to its shareholders two of its subsidiaries into Wireless Cable & Communications, Inc. ("WCCI"), a Nevada corporation. On August 1, 1995, the Company and WCCI effected the spinoff by the Company contributing i interest in the subsidiaries (whose primary assets were channel rights/broadcast licenses in Auckland, New Zealand and Park City, Utah) to WCCI in exchange for WCCI's issuance to the Company of 3,500,000 shares of its common stock. The Company then transferred these shares to an escrow agent to be held for the benefit of the Company's shareholders. The distribution of the 3,500,000 shares from the escrow agent will be delayed until the Company and WCCI have complied with certain requirements of the securities laws. At that time, the 3,500,000 shares will be distributed to the Company's shareholders of record as of August 1, 1995, on a non-pro rata basis, with the management and principal shareholder relinquishing a portion of their shares in favor of the public shareholders. The public shareholders as of record on August 1, 1995 will receive approximately
1.6 shares of WCCI's common stock for each 10 shares of the Company's common stock.

              TRANSWORLD TELECOMMUNICAITONS, INC. AND SUBSIDIARIES

                    Notes to Consolidatd Fiancial Statements

(8)     Spinoff (continued)

                In connection with the spin-off, the Company committed to loan up to $1,000,000 to WCCI through the one year period following the spin-off for purposes of funding WCCI's ongoing business operations. The commitment is subject to a number of conditions including the Company having available resources to fund its other obligations and commitments. In addition, the Company retained a receivable from WCCI for approximately $340,000 which was subsequently written off.

(9)     Commitments and Contingencies

                The Company leases office space and office equipment under noncancelable operating lease agreements.

                As of October 31, 1995, the Company was involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

                In addition, an action was brought in a Texas State Court in January 1995 against former officers and directors of Euripides Development Corporation, the predecessor to the Company, alleging fraudulent actions in connection with the plaintiff's inability to exercise Class A and Clas warrants initially sold by the Company as part of its 1989 registration statement. The suit asks for damages and a punitive award of $400,000. Under the expressed terms of the Company's registration statement on Form S-18, the Company had no obligation to register the warrants, the warrants were not exercisable unless they were registered, and, in any event, the plaintiff acquired the warrants in the secondary market. Management believes the chances of a successful recovery by the plaintiff are remote.

                At October 31, 1995, the Company's working capital deficit totaled $1,446,387. However, the Company has an option to require Videotron to purchase the Company's 20 percent interest in Videotron Tampa Bay at the greater of $2.6 million cash or its fair market value. However, in management's opinion, the Company expects to satisfy these current liabilities in the future through a sale of its investment in equity companies, a sale of its discontinued operations or cash from the sale of the 20 percent interest in Videotron Tampa Bay, if needed, will provide sufficient cash allowing it to meet obligations as they are due.

(10)    Subsequent Events

                PTG Agreement. On November 9, 1995, the Company entered into an agreement with Videotron, Le Groupe Videotron Ltee, Videoway Technologies, Ltd. (Videoway), WHI, Videotron Tampa Bay, certain other affiliates, and Pacific Telesis Group and a number of its affiliates (collectively, "PTG"), pursuant to which PTG agreed to acquire, subject to the approval of the Company's shareholders, the Company's entire interest in WHI and Videotron Tampa Bay (the "PTG Agreement"). Under the PTG Agreement, PTG would also acquire all of the stock of Videotron, which holds the stock WHI and Videotron Tampa Bay not held by the Company. The discussion contained herein regarding the terms of the PTG Agreement is qualified by reference to the actual terms of the PTG Agreement.

              TRANSWORLD TELECOMMUNICAIOTNS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(10)    Subsequent Events (continued)

                The PTG Agreement provides that PTG would pay the Company and Videoway a total of approximately $175 million. The consideration would be paid by the delivery of approximately $120 million of PTG common stock and the assumption by PTG of approximately $52.5 million of debt currently payable to Videotron and $2.4 million of debt owed to the Company (which would be paid at closing in PTG common stock). PTG would also reimburse the Company and Videoway for certain expenses associated with subscriber additions and certain other expenses. The purchase price is subject to a number of adjustments (which may reduce the consideration ultimately received by the Company) and other conditions. The PTG Agreement requires that the PTG shares be delivered to the Company for distribution to its shareholders pursuant to a registration statement under the Securities Act of 1933, as amended. The Company will seek the approval of its shareholders for the transactions contemplated by the PTG Agreement.

     PTG would not acquire any private cable or wireline systems held by WHI or Videotron Bay Area, which would be disposed of by WHI and/or Videotron prior to the closing of the PTG Agreement. WHI and Videotron Bay Area would distribute the proceeds from any sale of the excluded assets the Company and Videoway.

                Under a plan of liquidation to be adopted upon successful completion of the exchange, the Company would distribute shares of PTG common stock to the Company's shareholders, except for $6 million of such shares which the Company would be required to deliver into an escrow for 11 mont to secure the Company's indemnification obligation regarding representations and warranties to PTG set forth in the PTG Agreement. At the termination of the escrow, the escrow agent would distribute such $6 million of PTG common stock pro rata to the Company's shareholders (less any amount retained to cover claims made by PTG). Other assets and liabilities of the Company would be disposed of or distributed to the Company's shareholders.

                The Company has previously entered into employment agreements with certain key officers and employees of the Company which, among other provisions, contains provisions that commit the Company to severance payments under certain circumstances, including termination within 60 days of change of control, as defined. The transactions contemplated by the PTG Agreement would constitute a change of control for purposes of the employment agreements.

                Arbitration Proceeding. On September 24, 1996, PTG filed a demand for arbitration (Arbitration Demand) naming the Company, Le Groupe Videotron Ltee, Videoway, WHI, Videotron and Videotron Tampa Bay alleging breach of the obligations under the PTG Agreement. The Arbitration Demand requests a declaration that the Company, Le Groupe Videotron Ltee, Videoway, WHI, Videotron and Videotron Tampa Bay complete the transaction contemplated by the PTG Agreement. In addition, the Arbitration Demand requests damages, interest and attorneys fees. The Company is contesting PTG's claims and intends to defend the action vigorously. Management believes that the ultimate resolution of the above Arbitration Demand will not have a material adverse effect on the Company's financial position, results of operations, and cash flows or on the likelihood that the proposed transaction with PTG will be consummated.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                Supplemental Agreement. On January 23, 1996 (effective November 9, 1995), the Company signed an agreement with Videotron and other affiliated parties to define procedures to completing the PTG Agreement, amend the Settlement Agreement to conform with the terms of the PTG Agreement, and provide WHI and Videotron Tampa Bay with operational funding until the transaction contemplated under the PTG Agreement closes.

                As part of this agreement, Videotron agreed to provide funding to WHI and Videotron Tampa Bay to enable them to perform their respective obligations under the PTG Agreement until the transactions contemplated under the PTG Agreement are consummated.

     Note Extension. On January 1, 1996, the Company signed an agreement to extend the payment date of the note due to the father of the president of the Company to January 1, 1997. The note and accrued interest will continue to bear interest at 12 percent.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSWORLD TELECOMMUNICATIONS, INC.
  10/25/96                             /s/ LANCE D'AMBROSIO
Date                                   Lance D'Ambrosio
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


  10/25/96                              /s/ ANTHONY SANSONE
Date                                    Anthony Sansone,
                                        Treasurer and Assistant Secretary
                                        (Principal Accounting Officer)


DIRECTORS

  10/25/96                              /s/ F. LORENZO CRUTCHFIELD, JR.
Date                                    F. Lorenzo Crutchfield, Jr.


  10/25/96                              /s/ LANCE D'AMBROSIO
Date                                    Lance D'Ambrosio


  10/25/96                              /s/ TROY D'AMBROSIO
Date                                   Troy D'Ambrosio


  10/25/96                              /s/ E. ANDREW LOWE
Date                                    E. Andrew Lowe


  10/25/96                              /s/ WALLACE T. BOYACK
Date                                    Wallace T. Boyack


  10/25/96                             /s/ R. BRET JENKINS
Date                                   R. Bret Jenkins


  10/25/96                             /s/ GEORGE SORENSON
Date                                   George Sorenson