Form 10QSB/A
period 1996-07-31
TRANSWORLD TELECOMMUNICATIONS INC
filed 1996-10-28
CIK 830381

U.S. SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549

                                  FORM 10-QSBA


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

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                     (Unaudited)
                                                       July 31,                   October 31,
                                                         1996                         1995





                             ASSETS
Current Assets:
     Cash                                            $1,027,203                   $  94,391
     Receivable from investee company                    14,711                       3,672
     Other current assets                               161,048                      15,215

           Total current assets                       1,202,962                     113,278

Furniture and equipment, at cost,
  less  accumulated  depreciation                        26,325                      33,259
Deposits and other assets                                 6,198                       7,666
Investment in and advances to investee companies        462,428                   1,457,642

                                   Total Assets     $ 1,697,913                 $ 1,611,845



         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities:
     Accounts  payable and accrued  liabilities        $360,445                    $584,487
     Note payable - related party                             -                     150,000
     Net current liabilities of
       discontinued operation                                 -                     825,178

          Total current liabilities                     360,445                   1,559,665

Note Payable                                          2,500,000                           -

          Total liabilities                           2,860,445                   1,559,665

Stockholders' Equity (Deficit):
     Common stock                                        26,564                      28,564
     Additional paid-in capital                      13,853,881                  12,964,990
     Accumulated deficit                            (15,042,977)                (12,941,374)

          Total stockholders' equity (deficit)       (1,162,532)                     52,180

           Total Liabilities and Stockholders'
            Equity (Deficit)                        $ 1,697,913                 $ 1,611,845



    The accompanying notes are an integral part of the financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995





                                                           July 31,                  July 31,
                                                             1996                     1995

Net revenue                                             $          -               $         -

Operating expenses:
     Administrative  expenses                                212,264                    84,264
     Salaries and related benefits                           191,018                   174,964
     Professional fees and contract services                 847,623                    26,473
     Channel rights and programming fees                           -                    73,087
     Depreciation and amortization                             2,312                    36,061
     Other                                                     2,755                     2,930

          Total operating expense                          1,255,972                   397,779

Operating loss                                            (1,255,972)                 (397,779)

Other income (expense):
     Interest income                                           3,614                         -
     Other income                                            130,730                         -
     Interest expense                                        (33,165)                   (4,769)
     Equity in net loss of investee companies               (345,065)               (1,533,700)

          Total other income (expense)                      (243,886)               (1,538,469)

          Loss from continuing operations                  (1,499,858)              (1,936,248)

Income from discontinued operations, net of tax of
  $9,652 in 1996 and $37,715 in 1995                          151,217                  512,528

Net Loss                                                $ (1,348,641)             $ (1,423,720)
                                                        $ (1,348,641)             $ (1,423,720)
Loss per common share:
     Continued operations                               $      (0.05)             $      (0.07)
     Discontinued operations                                    0.01                      0.01
     Net loss per common share                          $      (0.04)             $      (0.06)







    The accompanying notes are an integral part of the financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995




                                                            July 31,                July 31,
                                                              1996                     1995

 Net revenue                                             $          -            $          -

 Operating expenses:
     Administrative  expenses                                 370,688                 298,489
     Salaries and related benefits                            597,417                 548,772
     Professional fees and contract services                1,078,111                 431,358
     Channel rights and programming fees                            -                 173,187
     Depreciation and amortization                              6,934                 110,174
     Other                                                     23,304                  10,037

          Total operating expense                           2,076,454               1,572,017

Operating loss                                             (2,076,454)             (1,572,017)

Other income (expense):
     Interest income                                            3,614                 207,852
     Other income                                             172,023                  12,568
     Interest expense                                         (43,358)                (14,204)
     Equity in net loss of investee companies                (995,214)             (3,965,200)

          Total other income (expense)                       (862,935)             (3,758,984)

          Loss from continuing operations                  (2,939,389)             (5,331,001)

Income from discontinued operations, net of tax of
  $53,476 in 1996 and $98,282 in 1995                         837,786               1,539,746

Net Loss                                                  $(2,101,603)            $(3,791,255)

Loss per common share:
         Continued operations                             $     (0.10)            $     (0.19)
         Discontinued operations                                 0.03                    0.05
         Net loss per common share                        $     (0.07)            $     (0.14)






    The accompanying notes are an integral part of the financial statements.

              TRANSWORLD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995






                                                                         July 31,                    July 31,
                                                                           1996                        1995


Cash flows from continuing operating activities:
     Loss from continuing operations                                  $(2,939,389)               $(5,331,001)
Adjustments  to  reconcile  net  loss to net  cash  used in
       continuing operating activities:
          Depreciation and amortization                                     6,934                    110,174
          Equity in net loss of investee companies                        995,214                  3,965,200
          Issuance of stock  options                                            -                      7,500
          Common stock issued for services                                      -                     50,000
          Interest income charged to notes receivable                           -                   (207,852)
          Changes in assets and liabilities:
              Receivable from investee company                            (11,039)                    69,559
              Other current assets                                       (144,365)                    51,179
              Accounts payable and accrued liabilities                   (224,042)                  (284,272)

                    Net cash used in continuing
                      operating activities                              (2,316,687)               (1,569,513)

Cash flows from discontinued operating activities:
         Income from discontinued operations                               837,786                 1,539,746
         Change in net liabilities of discontinued operations               61,713                   (59,746)

                    Net cash provided by discontinued
                      operating activities                                 899,499                 1,480,000

Cash flows from financing activities:
         Proceeds from note payable                                      2,500,000                         -
         Payment of note payable - related party                          (150,000)                        -

                    Net cash provided by financing activities            2,350,000                         -

Increase (decrease) in cash                                                932,812                   (89,513)
Cash at beginning of the period                                             94,391                   265,462

Cash at end of the period                                              $ 1,027,203               $   175,949





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

2.       Investments in and advances to investee companies

         Summary financial information as of and for the periods indicated below for the Company's investment in WHI and Videotron Tampa Bay is presented as follows:

               Videotron Tampa Bay                   May 31,             August 31,
                                                      1996                  1995
               Current assets                     $ 1,170,000           $ 1,272,000
               Current liabilities                (17,415,000)          (11,414,000)

               Working capital                    (16,245,000)          (10,142,000)

               Property and equipment, net          8,400,000             5,565,000
               Intangible assets, net              10,726,000            11,221,000
               Deferred income taxes                        -              (494,000)
               Stockholders' equity                 2,881,000             6,150,000

                              Three Months Ended May 31, 1996 and 1995

                                                       1996                  1995

               Total revenues                       $ 780,000             $ 219,000
               Net loss                            (1,725,328)             (191,376)
                    Company's equity in net loss     (345,066)              (38,275)

                              Nine Months Ended May 31, 1996 and 1995

                                                       1996                  1995

               Total revenues                     $ 1,964,000            $  664,000
               Net loss                            (3,269,000)           (1,231,000)
                    Company's equity in net loss     (653,800)             (392,200)




          WHI:                                      May 31,         August 31,
                                                      1996             1995

          Current assets                          $   611,000       $ 1,574,000
          Current liabilities                     (54,618,000)      (46,121,000)

          Working capital                         (54,007,000)      (44,547,000)

          Property and equipment, net              12,527,000        11,113,000
          Intangible assets, net                   28,906,000        29,420,000
          Minority Interest                           124,000           (54,000)
          Stockholders' equity                    (12,450,000)       (4,068,000)


                    Three Months Ended May 31, 1996 and 1995

                                                       1996               1995

          Total revenues                          $ 1,299,000       $ 1,047,000
          Net loss                                 (2,387,000)       (2,739,000)
               Company's equity in net loss                -0-       (1,369,500)


                    Nine Months Ended May 31, 1996 and 1995

                                                       1996               1995

          Total revenues                          $ 3,599,000       $ 3,210,000
          Net loss                                 (8,383,000)       (7,146,000)
               Company's equity in net loss           341,414)       (3,573,000)








         The financial statements of WHI and Videotron Tampa Bay disclose certain uncertainties related to the possible sale of the companies, a related arbitration proceeding, and reliance on Videotron USA, Inc., the other principal investor of these companies, and its ultimate parent, Le Groupe Videotron Ltee, to fund the day to day operations of these companies. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts of the amounts and classification of liabilities that might be necessary should these investee companies be unable to continue as going concerns. The financial statements of WHI and Videotron Tampa Bay also disclose that continuation as going concerns is dependent upon the ability of these companies to generate sufficient cash flow to meet their obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations.

         The Company recognizes equity in net loss of investee companies to the extent of investment in and advances to investee companies. As of the beginning of the fiscal year, the Company had $341,414 of investment in WHI available for offsetting losses. During the nine months ended May 31, 1996, the Company completely offset the remaining $341,414 of investment in WHI with its portion of losses in WHI. Therefore, the Company has discontinued reporting its share of future losses in WHI on its financial statements. The Company's unrecognized cumulative portion of loss from its investment in WHI totaled $3,850,086 at May 31, 1996.

3.       Discontinued operations

         A summary of operating results for the three and nine months ended July 31, 1996 and 1995 and net liabilities of discontinued operations as of July 31, 1996 and October 31, 1995 is as follows:

                             Three months ended July 31,          Nine months ended July 31,

                                 1996          1995                    1996          1995

     Net sales             $   350,310    $   906,531             $ 1,716,528   $ 2,940,934

     Income before
     income tax expense    $   160,869    $   545,243             $   891,262   $ 1,638,028

     Income tax expense         (9,652)       (32,715)                (53,476)     (98,282)

          Net income       $   151,217    $   512,528             $   837,786   $ 1,539,746



                                            July 31,                 October 31,
                                              1996                      1995

     Current assets                      $         -                $   275,816

     Other                                         -                     33,081

     Accounts payable and accrued
       liabilities                                 -                   (758,282)

     Amounts payable to related party              -                   (336,146)


         Net current liabilities of
           discontinued operation        $         -                $  (785,531)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.     MATERIAL CHANGES IN FINANCIAL CONDITION

At July 31, 1996, the Company had current assets of $1,202,962, compared to $113,278 at October 31, 1995, for an increase of $1,089,684. Cash increased by $932,812 from $94,391 to $1,027,203 during the nine-month period, primarily as a result of the Company obtaining a $2,500,000 loan from the Pacific Mezzanine Fund ("Pacific Loan") for the purposes of facilitating the payment of expenses associated with completing its proposed liquidation and distribution in conjunction with the Pacific Telesis Group transaction (see Item 5 below). A portion of the net loan proceeds was used to pay accounts payable, accrued liabilities, a related party note payable and to fund a loan commitment to Wireless Cable & Communications, Inc., ("WCCI"). This loan commitment is more particularly described in the section entitled "Auckland and Park City Asset Spin-Off" in the Company's report on Form 10-QSB for the period ended July 31, 1995, which is incorporated herein by this reference. Current liabilities as ofJuly 31, 1996, were $360,445, compared to $1,559,665 as of October 31, 1995, for a decrease of $1,199,220.

         At July 31, 1996, total assets were $1,697,913, compared to $1,611,845 as of October 31, 1995, for an increase of $86,068. The increase in total assets was due to the receipt by the Company of the net proceeds from the Pacific Loan described above and partially offset by a decrease attributable to the equity in net loss of WHI and Videotron Tampa Bay, totaling $995,214 for the nine month period (which reduces investment in and advances to investee companies account) and a decrease in cash which was primarily used to reduce accounts payable and accrued liabilities. Total stockholders' equity (deficit) decreased by $1,214,712 from $52,180 at October 31, 1995, to ($1,162,532) at July 31, 1996.

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

         During the nine months ending July 31, 1996, the Company had a net loss of $2,101,603, compared to a net loss of $3,791,255 for the same period a year earlier, for a decrease of $1,689,652. The decrease in net loss is primarily a result of the decrease in the equity in the net loss of WHI, offset by a decrease in income from discontinued operations and the increase in administrative expenses and professional fees. The equity in the net loss of WHI was lower because the Company has completely written off its investment in and advances to investee companies in WHI, and, therefore, will not continue to record WHI losses. The decrease in the income from discontinued operations was offset partially by a decrease in operating expenses primarily due to changing the clearing house parameters to screen fraudulent callers which reduced chargeback expenses. For the nine months ended July 31, 1996, there was a net loss per share of $(0.07), compared to a net loss per share of $(0.14) for the same period a year earlier.

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



                                             TRANSWORLD TELECOMMUNICATIONS, INC.



Date: October 25, 1996                       BY
                                             /s/ ANTHONY SANSONE
                                             Anthony Sansone
                                             Chief Accounting Officer